Form 10-K405
period 1995-12-31
MAY LIMITED PARTNERSHIP 1983-3
filed 1996-03-04
CIK 743453

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

MARK ONE
  X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

  __ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              COMMISSION FILE NUMBER 0-11313
                 -----------------------

                         MAY DRILLING PARTNERSHIP 1983-3
                         MAY LIMITED PARTNERSHIP 1983-3
             (Exact name of registrant as specified in its charter)

                            ------------------------


                                                         75-1915681
       TEXAS                                             75-1915685
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification Number)
   4582 SOUTH ULSTER STREET PARKWAY
       SUITE 1700
     DENVER, COLORADO                                        80237
 (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code:  (303) 850-7373

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                           Name of each exchange
 Title of each class                       on which registered
 -------------------                     ----------------------
      NONE                             NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Units of Participation, $1,000 Per Unit
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X



                      DOCUMENTS INCORPORATED BY REFERENCE:

 DOCUMENT                                  PART OF FORM
 --------                                  10-K INTO
                                           WHICH IT IS
                                           -----------
                                           INCORPORATED
 The General Partnership
 Agreement and the Limited
 Partnership Agreement filed as            Part IV
 an Exhibit to Registration
 Statement No. 0-11313


                                     PART I
                                     ------


ITEM 1 - BUSINESS

May Drilling Partnership 1983-3 (the "Drilling or General Partnership") and May Limited Partnership 1983-3 (the "Limited Partnership") were organized by May Petroleum Inc. ("May") to explore for and develop oil and gas reserves primarily in Texas, Oklahoma and Louisiana. Funds received from the sale and production of oil and gas reserves are used to pay the obligations of the Limited Partnership. Funds not required by the Limited Partnership as working capital are distributed to the participants in the Drilling Partnership and the general partner.

The general partner of the Limited Partnership is EDP Operating, Ltd., which is one of the operating partnerships for Hallwood Energy Partners, L. P. ("HEP"). The Drilling Partnership is the sole limited partner of the Limited Partnership. The Limited Partnership does not have any subsidiaries, nor does it engage in any other kind of business. The Limited Partnership has no employees and is operated by Hallwood Petroleum, Inc. ("HPI"), a subsidiary of HEP. In February 1996, HPI employed 133 full-time employees.

Pursuant to the terms of the general partnership agreement and the limited partnership agreement, HEP is obligated, from time to time, to contribute certain amounts, in property, cash or unreimbursed services, to the Limited Partnership. As of December 31, 1995, all such required contributions had been made.

PARTICIPATION IN EXPENSES AND REVENUES

The principal expenses and revenues of the Limited Partnership are shared by the general partner and the Drilling Partnership as set forth in the following table. The charges and credits to participants in the Drilling Partnership are shared among the participants in proportion to their ownership of units of participation.


                                  Drilling       General
                                 Partnership     Partner
                                 -----------     -------
 Abandonment expenses (1)            99%            1%
 Noncapital expenses                 99%            1%
 Direct expenses                     99%            1%
 Lease acquisition expenses           -            100%
 Capital expenses                     -            100%
 Oil and gas revenues                (2)           (2)
 Operating expenses                  (2)           (2)
 Special projects                    (2)           (2)
 General and administrative
 overhead                            (2)           (2)

<F1>
  (1) Includes   expenses  that  would  otherwise  be  allocated  as  lease acquisition expenses  and/or  capital  expenses  but that  relate  to abandoned properties.
<F2>
  (2) Such items were shared 70% by the Drilling Partnership and 30% by the general partner until December 31, 1984.  As of December 31, 1984 and as of December 31 of each year thereafter, the sharing of  such items
      is  adjusted so  the   general  partner's allocation  will equal  the
      percentage  that the amount of Limited Partnership expenses allocated to  the general  partner bears  to  the aggregate  amount of  Limited
      Partnership  expenses  allocated  to  the  general  partner  and  the
      Drilling Partnership, plus 15 percentage points, but in no event will the general partner's allocation exceed  50%.  The sharing  ratio for each of the last three years was:


                       1995      1994      1993
                       ------    ------    ------
 Limited Partner       57.9%     58.1%     58.6%
 General Partner       42.1%     41.9%     41.4%

In 1996, the sharing ratio will be 57.7% to the limited partner and 42.3% to the general partner.

To the extent that the characterization of any expense of the Limited Partnership depends on its deductibility for federal income tax purposes, the proper characterization is determined by the general partner (according to its intended characterization on the Limited Partnership's federal income tax return) in good faith at the time the expense is to be charged or credited. Such characterization will control related charges and credits to the partners regardless of any subsequent determination by the Internal Revenue Service or a court of law that the reported expenses should be otherwise characterized for tax purposes.

COMPETITION

Oil and  gas must  compete with  coal, atomic  energy, hydro-electric power  and
other forms  of energy.   See also  "Marketing" for a  discussion of  the market
structure for oil and gas sales.

REGULATION

Production and sale of oil and gas is subject to federal and state governmental regulations in a variety of ways including environmental regulations, labor law, interstate sales, excise taxes and federal, state and Indian lands royalty payments. Failure to comply with these regulations may result in fines, cancellation of licenses to do business and cancellation of federal, state or Indian leases.

The production of oil and gas is subject to regulation by the state regulatory agencies in the states in which the Limited Partnership does business. These agencies make and enforce regulations to prevent waste of oil and gas and to protect the rights of owners to produce oil and gas from a common reservoir. The regulatory agencies regulate the amount of oil and gas produced by assigning allowable production rates to wells capable of producing oil and gas.

FEDERAL INCOME TAX CONSIDERATIONS

The Limited Partnership and the General Partnership are partnerships for federal income tax purposes. Consequently, they are not taxable entities; rather, all income, gains, losses, deductions and credits are passed through and taken into account by the partners on their individual federal income tax returns. In general, distributions are not subject to tax so long as such distributions do not exceed the partner's adjusted tax basis. Any distributions in excess of the partner's adjusted tax basis are taxed generally as capital gains.

MARKETING

The oil and gas produced from the properties owned by the Limited Partnership has typically been marketed through normal channels for such products. Oil has generally been sold to purchasers at field prices posted by the principal purchasers of crude oil in the areas where the producing properties are located. The majority of the Limited Partnership's gas production is sold on the spot market and is transported in intrastate and interstate pipelines. Both oil and natural gas are purchased by refineries, major oil companies, public utilities and other users and processors of petroleum products.

Factors which, if they were to occur, might adversely affect the Limited Partnership include decreases in oil and gas prices, the availability of a market for production, rising operational costs of producing oil and gas, compliance with and changes in environmental control statutes and increasing costs and difficulties of transportation.

SIGNIFICANT CUSTOMER

For the years ended December 31, 1995, 1994 and 1993, purchases by the following company exceeded 10% of the total oil and gas revenues of the Limited
Partnership:

                       1995      1994      1993
                       ------    ------    ------
 Conoco Inc.            94%       62%       74%


Although the Limited Partnership sells the majority of its production to one purchaser, there are numerous other purchasers in the area, so the loss of its significant customer would not adversely affect the Limited Partnership's operations.

ENVIRONMENTAL CONSIDERATIONS

The exploration for, and development of, oil and gas involve the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the present general interest in environmental problems, the general partner cannot predict what effect possible future public or private action may have on the business of the Limited Partnership. The general partner is continually taking all action necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations and does not presently anticipate that the compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, earnings or the competitive position of the Limited Partnership in the oil and gas industry.

INSURANCE COVERAGE

The Limited Partnership is subject to all the risks inherent in the exploration for, and development of, oil and gas, including blowouts, fires and other casualties. The Limited Partnership maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to the Limited Partnership's, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon the Limited Partnership's earnings and financial position.


ITEM 2 - PROPERTIES

The Limited Partnership's oil and gas reserves are concentrated in prospects in south Louisiana. The Limited Partnership's reserves are predominantly natural gas, which accounts for 86% of estimated future gross revenues in the Limited Partnership's reserve report as of December 31, 1995.

SIGNIFICANT PROSPECTS

At December 31, 1995, the following prospects accounted for approximately 97% of the Limited Partnership's proved oil and gas reserves. Reserve quantities were obtained from the December 31, 1995 reserve report prepared by HPI's petroleum engineers.


BOUDREAUX PROSPECT. The Boudreaux prospect is located in Lafayette Parish, Louisiana. The Limited Partnership's interest in the prospect has remaining net proved reserves of 36,800 bbls of oil and 1,711,000 mcf of gas as of December 31, 1995, all of which are developed and producing at December 31, 1995. The Limited Partnership's working interest in this prospect ranges up to 3.5%.

MEAUX PROSPECT. The Meaux prospect is located in Lafayette Parish, Louisiana. The Limited Partnership's interest in the prospect has remaining net proved reserves of 800 bbls of oil and 77,000 mcf of gas as of December 31, 1995, all of which are developed and producing at December 31, 1995. The Limited Partnership's working interest in this prospect is 19.8%.


ITEM 3 - LEGAL PROCEEDINGS

For a description of legal proceedings affecting the Limited Partnership, please refer to Item 8 - Note 3.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matter was submitted to a vote of participants during the fourth quarter of 1995.


                                     PART II
                                     -------


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

  a) The registrant's securities consist of partnership interests which are not traded on any exchange and for which no established public trading market exists.

  b) As of December 31, 1995, there were approximately 776 holders of record of partnership interests in the Drilling Partnership.

  c) Distributions paid by the Limited Partnership were as follows (in thousands):

            General   Limited
            Partner   Partner
            -------   -------
   1995    $144      $144
   1994     386       542
   1993     145       205


ITEM 6 - SELECTED FINANCIAL DATA

                               For the Limited Partnership
                           As of or for the Year Ended December 31,
                     ----------------------------------------------
                      1995      1994      1993       1992      1991
                    ------     ------    ------    ------     ------

                                     (In thousands)
 Total revenues    $  628    $  661     $1,183    $1,230    $  819
 Oil and gas
 revenues             619       648      1,170     1,221       809
 Net income           255       282        339       679       297
 Working capital      316       258        779       646       489
 Total assets       1,110     1,150      2,117     1,809     2,012
 Partners'
 capital            1,084     1,117      1,763     1,774     1,911


ITEM 7 - MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Material changes in the Limited Partnership's cash position for the years ended December 31, 1995 and 1994 are summarized as follows:

                                   1995         1994
                                 ------       ------
                                    (In thousands)
 Cash provided by operating      $  293       $  552
 activities
 Distributions to partners         (288)        (928)
 Additions to oil and gas
 properties                         (39)          (9)
 Proceeds from sale of oil
 and gas properties                               16
                                -------      -------
 Decrease in cash                $  (34)      $ (369)



Cash provided by operating activities in 1995 was used for distributions to the partners and additions to oil and gas properties. The Limited Partnership has net working capital of $316,000. This working capital, together with future net cash flows generated from operations may be used to fund future distributions. Future distributions depend on, among other things, continuation of current or higher oil and gas prices, markets for production and future development costs, and the outcome of the litigation described in Item 8, Note 3.

The Limited Partnership's ability to generate funds adequate to meet its future needs will be largely dependent upon its ability to continue to develop further its existing reserves. Proved reserves and discounted future net revenues (discounted at 10% and before general and administrative expenses) from proved reserves were estimated at 39,000 bbls and 1,844,000 mcf valued at $3,206,000 in 1995 and 39,000 bbls and 1,870,000 mcf valued at $2,872,000 in 1994. The increase in discounted future net revenues and the fluctuation in the quantities resulted from an increase in year end oil and gas prices as well as changes in the estimated rates of production on certain wells.

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 provides the standards for accounting for the impairment of various long-lived assets. The Limited Partnership is required to adopt SFAS 121 no later than 1996. The Limited Partnership uses the full cost method of accounting for its only long-lived assets, which requires an impairment to be recorded when total capitalized costs exceed the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves. Therefore, the adoption of SFAS 121 is not expected to have a material effect on the financial position or results of operations of the Limited Partnership.

RESULTS OF OPERATIONS
---------------------

1995 COMPARED TO 1994
---------------------

OIL REVENUE

Oil revenue increased $11,000 during 1995 as compared with 1994. The increase is comprised of an increase in the average oil price from $16.03 per barrel in 1994 to $17.68 per barrel in 1995 combined with a 2% increase in production as shown in the table below. The increase in production is due to increased state allowable production limits, partially offset by normal production declines as well as the temporary abandonment of one well and sale of another during the second quarter of 1994.

GAS REVENUE

Gas revenue decreased $40,000 during 1995 as compared with 1994. The decrease is due to a decrease in the average gas price from $2.15 per mcf during 1994 to $1.84 per mcf during 1995, partially offset by an 8% increase in production as shown below. The increase in production is due to increased state allowable production limits, partially offset by normal production declines as well as the temporary abandonment of one well and the sale of another during the second quarter of 1994.

The following table summarizes the Limited Partnership's share of production from the Limited Partnership's significant properties for 1995 and 1994.

                                          Net Production
                             ----------------------------------
                                   1995                   1994
                             --------------         --------------
                             Oil         Gas        Oil         Gas
 County, State and Well     (Bbls)      (Mcf)      (Bbls)      (Mcf)
 ----------------------      ----       ---         ----       ---
  Lafayette, Louisiana
   --------------------
    Hutchinson #1            142      25,750        165       32,188
    Meaux Prospect
     --------------
    Richard #1               410      36,876        480       42,223
    Warwick Richard #1         -           -         44        2,343
    Middle Bayou Cannes
     -------------------

    Duhon #1                   -           -         67        4,058
    Boudreaux Prospect
     ------------------
    A. L. Boudreaux #1     4,419     209,316      4,085      170,357
    G. S. Boudreaux
    Estate #1                 85       4,352         74        3,626
    Hallwood Fontenot #1      11       1,368          4          510

  Other Properties           398       5,245        463        5,964
                           -----     -------      -----      -------
    Total Net Production   5,465     282,907      5,382      261,269
                           =====     =======      =====      =======


LEASE OPERATING

Lease operating expense decreased $23,000 during 1995 as compared with 1994 primarily due to the sale of the Warwick Richard #1 during the second quarter of 1994 and the temporary abandonment of the Duhon #1.

PRODUCTION TAXES

Production taxes increased $16,000 during 1995 as compared with 1994 as a result of the settlement of a lawsuit which resulted in lower production taxes during 1994.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased $27,000 during 1995 as compared with 1994 due to a decrease in the allocation of overhead from the general partner.

DEPLETION

Depletion expense increased $12,000 during 1995 as compared with 1994 due to a higher depletion rate caused by the 8% increase in oil and gas production during 1995.

LITIGATION SETTLEMENT

Litigation settlement expense during 1995 primarily represents amounts paid in connection with the settlement of a royalty dispute on the Duhon #1 well.

1994 COMPARED TO 1993
---------------------

OIL REVENUES

Oil revenues decreased $61,000 in 1994 as compared to 1993. The average oil price decreased from $17.88 per barrel in 1993 to $16.03 per barrel in 1994. Oil production decreased 36% as shown in the table below, primarily due to the reduction in state allowable production limits, as well as normal production declines.
GAS REVENUES

Gas revenues decreased $461,000 as compared to 1993. The average gas price decreased from $2.26 per mcf in 1993 to $2.15 per mcf in 1994. Gas production decreased 42% as shown in the table below, primarily due to the reduction in state allowable production limits, as well as normal production declines.


The following table summarizes the Limited Partnership's share of production from the Limited Partnership's significant properties for 1994 and 1993.

                                         Net Production
                             ----------------------------------
                                   1994                   1993
                             --------------         --------------
                             Oil         Gas        Oil         Gas
 County, State and Well     (Bbls)      (Mcf)      (Bbls)      (Mcf)
 ----------------------      ----       ---         ----       ---
  Lafayette, Louisiana
   --------------------
    Hutchinson #1            165      32,188        693      80,408
    Meaux Prospect
     --------------

    Richard #1               480      42,223        532      41,907
    Warwick Richard #1        44       2,343         23      13,242
    Middle Bayou Cannes
     -------------------
    Duhon #1                  67       4,058        979      39,563
    Boudreaux Prospect
     ------------------
    A. L. Boudreaux #1     4,085     170,357      5,445     255,662
    G. S. Boudreaux
    Estate #1                 74       3,626         82       3,797
    Hallwood Fontenot #1       4         510         10       1,460

  Other Properties           463       5,964        598      15,268
                           -----     -------      -----     -------
    Total Net Production   5,382     261,269      8,362     451,307
                           =====     =======      =====     =======


LEASE OPERATING

Lease operating expense decreased $14,000 as compared to 1993, primarily due to the sale of the Warwick Richard #1 during the second quarter of 1994.

PRODUCTION TAXES

Production taxes decreased $45,000 in 1994 as compared to 1993, primarily due to the decrease in revenues mentioned previously.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased $26,000 in 1994 as compared to 1993, due to a decrease in allocation of overhead from the general partner.

DEPLETION

Depletion expense decreased $68,000 as compared to 1993, primarily due to a lower depletion rate.
LITIGATION SETTLEMENT

Litigation settlement expense during 1993 represents the costs of a lawsuit settlement which is discussed in Item 8 - Note 3 of this Form 10-K.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

FINANCIAL STATEMENTS:

  Independent Auditors' Report                                                12

  Balance Sheets at December 31, 1995 and 1994 -
   May Drilling Partnership 1983-3                                            13

  Balance Sheets at December 31, 1995 and 1994 -
   May Limited Partnership 1983-3                                             14

  Statements of Operations for the Years Ended
   December 31, 1995, 1994 and 1993 -
   May Limited Partnership 1983-3                                             15

  Statements of Changes in Partners' Capital for the
   Years Ended December 31, 1995, 1994 and 1993 -
   May Limited Partnership 1983-3                                             16

  Statements of Cash Flows for the Years Ended
   December 31, 1995, 1994 and 1993 -
   May Limited Partnership 1983-3                                             17

  Notes to Financial Statements - May Drilling Partnership 1983-3
   and May Limited Partnership 1983-3                                      18-21

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)                      22




                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


DRILLING PARTNERSHIP 1983-3 AND
  MAY LIMITED PARTNERSHIP 1983-3:

We have audited the financial statements of May Drilling Partnership 1983-3 ("General Partnership") and May Limited Partnership 1983-3 ("Limited Partnership") as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, listed in the accompanying index at Item
8. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the General Partnership and the Limited Partnership at December 31, 1995 and 1994, and the results of operations and cash flows of the Limited Partnership for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Denver, Colorado
February 27, 1996



                         MAY DRILLING PARTNERSHIP 1983-3
                                 BALANCE SHEETS
                                 (In thousands)

                                     December 31,   December 31,
                                         1995            1994
                                     ------------   ------------
 ASSETS
 Investment in May Limited               $613           $637
 Partnership 1983-3                       ===            ===


 PARTNERS' CAPITAL

 Partners' Capital                       $613           $637
                                          ===            ===



Note: The  statements  of  operations  and  cash  flows  for May  Drilling
      Partnership 1983-3 are not presented because such information is equal to the Limited Partners' share of such activity as presented in the May Limited Partnership 1983-3 financial statements. The May Drilling Partnership carries its investment in May Limited
      Partnership 1983-3 on the equity method. The May Limited Partnership 1983-3 financial statements should be read in conjunction with this balance sheet.




                         MAY LIMITED PARTNERSHIP 1983-3
                                 BALANCE SHEETS
                                 (In thousands)

                                     December 31,   December 31,
                                         1995            1994
                                     ------------   ------------
 ASSETS
 CURRENT ASSETS
  Cash and cash equivalents           $    153       $    187
  Accrued oil and gas sales                150             93
  Due from affiliate                        39             11
                                        -------        -------

     Total                                 342            291
                                        -------        -------

 OIL AND GAS PROPERTIES, using the
  full cost method of accounting        16,509         16,470
    Less - Accumulated depletion       (15,741)       (15,611)
                                        -------        -------

     Net oil and gas properties            768            859
                                        -------        -------

 TOTAL ASSETS                         $  1,110       $  1,150
                                        =======        =======

 LIABILITIES AND PARTNERS' CAPITAL
 CURRENT LIABILITIES
  Accounts payable and accrued
  liabilities                         $     26       $     33
                                        -------        -------

 PARTNERS' CAPITAL
  General partner                          471            480
  Limited partner                          613            637
                                        -------        -------
     Total                               1,084          1,117
                                        -------        -------

 TOTAL LIABILITIES AND PARTNERS'      $  1,110       $  1,150
 CAPITAL                                =======        =======




                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                        (In thousands, except for Units)

                                 1995        1994        1993
                                --------    --------    --------
 REVENUES
  Oil revenue                  $   97     $    86     $   147
  Gas revenue                     522         562       1,023
  Interest income                   9          13          13
                                ------      ------      ------
     Total                        628         661       1,183
                                ------      ------      ------

 COSTS AND EXPENSES
  Lease operating                  91         114         128
  Production taxes                 37          21          66
  General and administrative       93         120         146
  Depletion                       130         118         186
  Litigation settlement            13                     306
  Professional services and
  other                             9           6          12
                                ------      ------      ------
     Total                        373         379         844
                                ------      ------      ------

 NET INCOME                   $   255     $   282     $   339
                                ======      ======      ======

 ALLOCATION OF NET INCOME:
  General Partner             $   135     $   143     $   177
                                ======      ======      ======
  Limited Partner             $   120     $   139     $   162
                                ======      ======      ======

  Per initial $1,000 Limited
    Partner investment        $ 10.32     $ 11.95     $ 13.93
                                ======      ======      ======
  Weighted average initial
    $1,000 Limited Partner
    investment units
    outstanding                11,629      11,629      11,629
                               =======     =======     =======



                         MAY LIMITED PARTNERSHIP 1983-3
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (In thousands)

                                General     Limited
                                Partner     Partner      Total
                                -------     -------      -----
 BALANCE, DECEMBER 31, 1992   $   691     $ 1,083     $ 1,774
  Net income                      177         162         339
  Distributions                  (145)       (205)       (350)
                                ------      ------      ------

 BALANCE, DECEMBER 31, 1993       723       1,040       1,763
  Net income                      143         139         282
  Distributions                  (386)       (542)       (928)
                                ------      ------      ------

 BALANCE, DECEMBER 31, 1994       480         637       1,117
  Net income                      135         120         255
  Distributions                  (144)       (144)       (288)
                                ------      ------      ------

 BALANCE, DECEMBER 31, 1995   $   471     $   613     $ 1,084
                                ======      ======      ======




                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (In thousands)

                                    1995        1994        1993
                                   --------    --------    --------
 OPERATING ACTIVITIES:
  Net income                     $   255     $   282     $   339
  Adjustment to reconcile net
    income to net cash provided
    by operating activities:
     Depletion                       130         118         186
                                   ------      ------      ------

       Cash from operations
       before working capital
       changes                       385         400         525


  Changes in assets and
    liabilities provided (used)
    cash:
    Accrued oil and gas sales        (57)        113          47
    Due from affiliate               (28)        360        (234)
    Accounts payable and
      accrued liabilities             (7)       (321)        319
                                   ------      ------      ------
       Net cash provided by
         operating activities        293         552         657
                                   ------      ------      ------

 INVESTING ACTIVITIES:
  Proceeds from sale of oil and
    gas properties                                16          16
  Additions to oil and gas
    properties                       (39)         (9)        (58)
                                   ------      ------      ------

       Net cash provided by
         (used in) investing
         activities                  (39)          7         (42)
                                   ------      ------      ------

 FINANCING ACTIVITIES:
  Distributions to partners         (288)       (928)       (350)
                                   ------      ------      ------
       Net cash used in
         financing activities       (288)       (928)       (350)
                                   ------      ------      ------

 NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS         (34)       (369)        265

 CASH AND CASH EQUIVALENTS:

  BEGINNING OF YEAR                  187         556         291
                                   ------      ------      ------

  END OF YEAR                    $   153     $   187     $   556
                                   ======      ======      ======

                  The accompanying notes are an integral part
                          of the financial statements.

                        MAY DRILLING PARTNERSHIP 1983-3
                                       AND
                         MAY LIMITED PARTNERSHIP 1983-3

                          NOTES TO FINANCIAL STATEMENTS


(1)  ACCOUNTING POLICIES AND OTHER MATTERS

GENERAL PARTNERSHIP

May Drilling Partnership 1983-3, a Texas general partnership (the "General Partnership"), was organized by May Petroleum Inc. ("May") for the purpose of oil and gas exploration through May Limited Partnership 1983-3 (the "Limited Partnership"). The General Partnership was formed on November 7, 1983, with investors ("Participants") subscribing an aggregate of $11,629,000 in assessable $1,000 units. After the expenditure of the initial contributions of the Participants, additional mandatory assessments from each Participant are provided for under the terms of the general partnership agreement in an amount up to 25% of the initial contribution of the Participant. No additional assessments were made.

The general partnership agreement requires that the manager, Hallwood Energy Partners, L. P. ("HEP"), offer to repurchase partnership interests from Participants for cash at amounts to be determined by appraisal of the Limited Partnership's net assets no later than December 31, 1988, and during the two succeeding years, if such net assets are positive. The manager has made repurchase offers in all years since 1989 and intends to make a repurchase offer in 1996.

As  the  General  Partnership  is  the  sole  limited  partner  of  the  Limited
Partnership, its results of operations, cash flows and changes in partners' capital are equal to the limited partner's share of the Limited Partnership's results of operations, cash flows and changes in partners' capital as set forth herein. Therefore, separate statements of operations, cash flows and changes in partners' capital are not presented for the General Partnership.

LIMITED PARTNERSHIP

The Limited  Partnership, a Texas limited partnership,  was organized by May and the General  Partnership, for  the purpose  of oil and  gas exploration  and the production of crude oil, natural gas and petroleum products. The Limited Partnership's oil and gas reserves are located in prospects in south Louisiana. Among other things, the terms of the Limited Partnership agreement (the "Agreement") give the general partner the authority to borrow funds. The Agreement also requires that the general partner's total capital contributions to the Limited Partnership as of each year end, including unrecovered general partner acreage and equipment advances, must be compared to total Limited Partnership expenditures from inception to date, and if such contributions are less than 15% of such expenditures, an additional contribution in the amount of the deficiency is required. At December 31, 1995, no additional contributions were necessary to comply with this requirement.

On June 30, 1987, May sold to HEP all of its economic interest in the Limited Partnership and account receivable balances due from the Limited Partnership. HEP became the general partner of the Limited Partnership in 1988.



SHARING OF COSTS AND REVENUES

Capital costs, as defined by the Agreement, for commercially productive wells and the costs related to the organization of the Limited Partnership are borne by the general partner. Noncapital costs and direct expenses, as defined by the Agreement, are charged 1% to the general partner and 99% to the limited partner. Oil and gas sales, operating expenses and general and administrative overhead are shared so that the general partner's allocation will equal the percentage that the amount of Limited Partnership expenses, as defined, allocated to the general partner bears to the aggregate amount of Limited Partnership expenses allocated to the general partner and the limited partner, plus 15 percentage points, but in no event will the general partner's allocation exceed 50%. The sharing ratio for each of the last three years was as follows:

                       1995      1994      1993
                       ------    ------    ------
 Limited               57.9%     58.1%     58.6%
 Partnership
 General Partner       42.1%     41.9%     41.4%


SIGNIFICANT CUSTOMER

For the years ended December 31, 1995, 1994 and 1993, purchases by the following company exceeded 10% of the total oil and gas revenues of the Limited
Partnership:

                       1995      1994      1993
                       ------    ------    ------
 Conoco Inc.            94%       62%       74%


Although the Limited Partnership sells the majority of its production to one purchaser, there are numerous other purchasers in the area, so the loss of its significant customer would not adversely affect the Limited Partnership's operations.

INCOME TAXES

No provision for federal income taxes is included in the financial statements of the Limited Partnership or the General Partnership because, as partnerships, they are not subject to federal income tax and the tax effects of their activities accrue to the partners. The partnerships' tax returns, the qualification  of  the  General and  Limited  Partnerships  as partnerships  for federal income tax purposes, and the amount of taxable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the partnerships' taxable income or loss, the tax liability of the partners could change accordingly.

OIL AND GAS PROPERTIES

The Limited Partnership follows the full cost method of accounting for oil and gas properties and, accordingly, capitalizes all costs associated with the exploration and development of oil and gas reserves.

The capitalized costs of evaluated properties, including the estimated future costs to develop proved reserves, are amortized on the unit of production basis. Full cost amortization per dollar of gross oil and gas revenues was $.21 in 1995, $.18 in 1994 and $.16 in 1993.

Capitalized costs are limited to an amount not to exceed the present value of estimated future net cash flows. No valuation adjustment was required in 1995, 1994 or 1993. Significant price declines in the future could cause the Limited Partnership to experience valuation adjustments and could reduce the amount of future cash flow available for distributions and operations.


Generally  no gains or losses are  recognized on the sale  or disposition of oil
and  gas properties.   Maintenance and repairs  are charged  against income when
incurred.

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 provides the standards for accounting for the impairment of various long-lived assets. The Limited Partnership is required to adopt SFAS 121 no later than 1996. The Limited Partnership uses the full cost method of accounting for its only long-lived assets, which requires an impairment to be recorded when total capitalized costs exceed the present value, discounted at 10%, of estimated future net revenues from proved oil and gas reserves. Therefore, the adoption of SFAS 121 is not expected to have a material effect on the financial position or results of operations of the Limited Partnership.

GAS BALANCING

The Limited Partnership uses the sales method for accounting for gas balancing. Under this method, the Limited Partnership recognizes revenue on all of its sales of production, and any over production or under production is recovered at a future date.

As of December 31, 1995, the net imbalance to the Limited Partnership interest is not considered material. Current imbalances can be made up with production from existing wells or from wells which will be drilled as offsets to current producing wells.

USE OF ESTIMATES

The preparation of the financial statements for the Limited Partnership and General Partnership in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

RELATED PARTY TRANSACTIONS

Hallwood Petroleum, Inc. ("HPI"), a subsidiary of the general partner, pays all costs and expenses of operations and receives all revenues associated with the Limited Partnership's properties. At month end, HPI distributes revenues in excess of costs to the Limited Partnership.

The amounts due from HPI were $39,000 and $11,000 as of December 31, 1995 and 1994, respectively. These balances represent net revenues less operating costs and expenses.

CASH FLOWS

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

RECLASSIFICATIONS

Certain reclassifications have been made to prior years' amounts to conform to the classifications used in the current year.

(2)  GENERAL AND ADMINISTRATIVE OVERHEAD

HPI conducts  the day to  day operations  of the Limited  Partnership and  other affiliated partnerships of HEP. The costs of operating the entities are allocated to each partnership based upon the time spent on that partnership. General and administrative overhead allocated by HPI to the Limited Partnership totaled $80,000 in 1995, $103,000 in 1994 and $143,000 in 1993.


(3)  LEGAL PROCEEDINGS

In June 1993, 14 lawsuits were filed against the Limited Partnership in the 15th Judicial District Court, Lafayette Parish, Louisiana, Docket Nos. 93-2332-F through 93-2345-F, styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. The plaintiffs in the lawsuits claim that they have valid leases covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Mary Guilbeau #1 well and Duhon #1 well, which represents approximately 3% to 4% of the Limited Partnership's interest in these properties, and are entitled to a portion of the production from the wells dating from February 1990. The Limited Partnership has not recognized revenue attributable to the contested leases since January 1993. These revenues, totaling $61,000 at December 31, 1995, have been placed in escrow pending resolution of the lawsuits. At this time, the Limited Partnership believes that the difference between the escrowed amount and the amount of any liability that may result upon resolution of this matter will not be material.

In February 1994, the Limited Partnership and the other parties to the lawsuit styled SAS Exploration, Inc. v. Hall Financial Group, Inc. et al. settled the lawsuit. The plaintiffs alleged that certain leases in the A. L. Boudreaux #1 and A. M. Duhon #1 wells expired and terminated at the end of their primary terms as a result of production being from the Bol Mex 4 Sand rather than the A.
B. Sand. In the settlement, the Limited Partnership and the plaintiffs cross-conveyed interests in certain leases to one another and the Limited Partnership paid the plaintiffs $306,000. The cash paid by the Limited Partnership was reflected as litigation settlement expense in the December 31, 1993 financial statements. The interest conveyance resulted in a decrease in the Limited Partnership's reserves as of December 31, 1993 totaling 197,000 mcf of gas, 4,100 barrels of oil and $371,000 in future net revenues, discounted at 10%.


                  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                   (Unaudited)


The following tables contain certain costs and reserve information related to the Limited Partnership's oil and gas activities. The Limited Partnership has no long-term supply agreements and all reserves are located within the United States.

COSTS INCURRED -

                                   For the Years Ended December 31,
                                  1995           1994            1993
                                 ------        ------          -----
                                            (In thousands)
 Development costs                $ 39            $  9          $ 36
 Acquisition costs                   -               -            22
                                  ----             ---           ---
                                  $ 39            $  9          $ 58
                                  ====             ===           ===
/TABLE

OIL AND GAS RESERVES -

                                1995               1994              1993
                              --------          --------          --------
                           Bbls      Mcf      Bbls      Mcf     Bbls      Mcf
                            ----    ---       ----      ---     ----      ---
 Total Proved Reserves:
  Beginning of period      39      1,870       46    2,279       58    2,852
  Revisions to previous
  estimates                 5        257       (2)    (127)       -       75
  Litigation settlement
  (a)                       -          -        -        -       (4)    (197)

  Sale of reserves in
  place                     -          -        -      (21)       -        -
  Production               (5)      (283)      (5)    (261)      (8)    (451)

    End of Period          39      1,844       39    1,870       46    2,279


 Proved Developed
 Reserves:
    Beginning of period    39      1,870       46    2,267       58    2,852

    End of period          39      1,844       39    1,870       46    2,267



Certain reserve value information is provided directly to partners pursuant to the Agreement. Accordingly, such information is not presented herein.

(a)  See Note 3 to financial statements.

ITEM 9 - DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                    PART III
                                    --------


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Drilling Partnership and Limited Partnership are managed by affiliates of HEP and do not have directors or executive officers.


ITEM 11 - EXECUTIVE COMPENSATION

The partnerships pay no salaries or other direct remuneration to officers, directors or key employees of the general partner or HPI. The Limited Partnership reimburses the general partner for general and administrative costs incurred on behalf of the partnerships. See Note 2 to the Financial Statements.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of the general partner, no person owns of record or beneficially more than 5% of the Drilling Partnership's outstanding units, other than HEP, the address of which is 4582 S. Ulster Street Parkway, Denver, Colorado 80237, and which beneficially owns approximately 37.2% of the outstanding units. The general partner of HEP is Hallwood Energy Corporation.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information with respect to the Limited Partnership and its relationships and transactions with the general partner, see Part I, Item 1 and Part II, Item 7.


                                     PART IV
                                     -------


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  a. Financial Statements and Schedules:
     See Index at Item 8.

  b. Reports on Form 8-K - None.

  c. Exhibits:

   3.1  The General Partnership Agreement  and the Limited Partnership Agreement
        filed  as  an  Exhibit   to  Registration  Statement  No.  0-11313,  are
        incorporated herein by reference.


SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Partnerships have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                               MAY DRILLING PARTNERSHIP 1983-3
                               MAY LIMITED PARTNERSHIP 1983-3
                               BY: EDP OPERATING, LTD., GENERAL
                                   PARTNER

                               BY: HALLWOOD G.P., INC.
                                   GENERAL PARTNER




                               By: /s/William L. Guzzetti
                                     --------------------------
                                     William L. Guzzetti
                                   President, Chief Executive
                                   Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                  Title               Date
           ---------                  -----               ----




 /s/Robert S. Pfeiffer         Vice President      February 29, 1996
 ---------------------------   (Principal          -----------------
    Robert S. Pfeiffer         Accounting
                               Officer)