Form 10-Q
period 1997-06-30
MAY LIMITED PARTNERSHIP 1983-3
filed 1997-08-14
CIK 743453

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|


                         MAY DRILLING PARTNERSHIP 1983-3
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                                 June 30,                December 31,
                                                                                    1997                    1996


       ASSETS
       Investment in May Limited Partnership 1983-3                                $497                      $530
                                                                                   ====                       ===


       PARTNERS' CAPITAL

       Partners' Capital                                                           $497                      $530
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

















                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-3
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                     June 30,                December 31,
                                                                       1997                     1996


ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                       $     184                    $    157
     Accrued oil and gas sales                                              83                         165
     Due from affiliate                                                     27
                                                                           ---                         ---
              Total                                                        294                         322
                                                                           ---                         ---

OIL AND GAS PROPERTIES, using the   full cost method of
     accounting                                                         16,577                      16,547
         Less accumulated depletion                                    (15,905)                    (15,859)
                                                                        -------                     -------
              Net oil and gas properties                                   672                         688
                                                                           ---                         ---

TOTAL ASSETS                                                          $    966                    $  1,010
                                                                       =======                     =======



LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                        $      15                  $       21
     Due to affiliate                                                                                    4
                                                                           ----                        ----
              Total                                                         15                           25
                                                                            ---                          --



PARTNERS' CAPITAL

     General partner                                                       454                         455
     Limited partner                                                       497                         530
                                                                           ---                         ---
              Total                                                        951                         985
                                                                           ---                         ---
TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $    966                    $  1,010
                                                                       =======                     =======











                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                        For the Three Months Ended June 30,
                                                                            1997                       1996
                                                                           -----                       ----



REVENUES
     Oil revenue                                                      $      17                    $      31
     Gas revenue                                                            114                          217
     Interest                                                                 3                            3
                                                                            ---                          ---
              Total                                                         134                          251
                                                                            ---                          ---
COSTS AND EXPENSES

     Lease operating                                                         17                           29
     General and administrative                                              16                           25
     Depletion                                                               22                           33
     Professional services and other                                          3                            3
     Litigation settlement                                                                                 3
                                                                             ---                         ---
              Total                                                          58                           93
                                                                            ---                          ---

NET INCOME                                                            $      76                     $    158
                                                                       ========                      =======

ALLOCATION OF NET INCOME:

     General Partner                                                  $      37                    $      75
                                                                       ========                     ========
     Limited Partner                                                  $      39                    $      83
                                                                       ========                     ========


         Per initial $1,000 limited partner investment                 $   3.35                     $   7.14
                                                                        =======                      =======

         Weighted average initial $1,000 limited
              partner investment units outstanding                       11,629                       11,629
                                                                         ======                       ======











                    The accompanying note is an integral part
                          of the financial statements.



                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)

                                                                         For the Six Months Ended June 30,
                                                                           1997                        1996
                                                                           -----                       ----
REVENUES
     Oil revenue                                                       $      43                  $      60
     Gas revenue                                                             311                        477
     Interest                                                                  5                          5
                                                                             ---                        ---
              Total                                                          359                        542
                                                                             ---                        ---

COSTS AND EXPENSES
     Lease operating                                                          37                         53
     General and administrative                                               35                         49
     Depletion                                                                46                         66
     Professional services and other                                           8                          5
     Litigation settlement                                                                                3
                                                                             ---                        ---
              Total                                                          126                        176
                                                                             ---                        ---

NET INCOME                                                             $     233                  $     366
                                                                        ========                   ========


ALLOCATION OF NET INCOME:
     General Partner                                                   $     112                  $     169
                                                                        ========                   ========

     Limited Partner                                                   $     121                  $     197
                                                                        ========                   ========



         Per initial $1,000 limited partner investment                  $  10.40                   $  16.94
                                                                         =======                    =======



         Weighted average initial $1,000 limited
              partner investment units outstanding                        11,629                     11,629
                                                                          ======                     ======










                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-3
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                         For the Six Months Ended June 30,
                                                                            1997                      1996
                                                                            -----                     ----

OPERATING ACTIVITIES:

     Net income                                                        $    233                    $    366
     Adjustment to  reconcile  net  income  to net cash
         provided by operating activities:
              Depletion                                                      46                          66
                                                                             --                          --
                  Cash from operations before
                      working capital changes                               279                         432


     Changes in assets and liabilities provided (used) cash:
              Accrued oil and gas sales                                      82                          (4)
              Due from affiliate                                            (27)                        (35)
              Accounts payable and accrued liabilities                       (6)                        (12)
              Due to affiliate                                               (4)
                                                                             ---                        ----
                  Net cash provided by operating
                       activities                                           324                         381
                                                                            ---                         ---

INVESTING ACTIVITIES:
     Additions to oil and gas properties                                    (30)                         (3)
                                                                            ---                          ---

FINANCING ACTIVITIES:
     Distributions to partners                                             (267)                       (357)
                                                                           ----                        ----

NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                                             27                          21

CASH AND CASH EQUIVALENTS:
     Balance, beginning of period                                           157                         153
                                                                            ---                         ---
     Balance, end of period                                           $     184                   $     174
                                                                       ========                    ========






                    The accompanying note is an integral part
                          of the financial statements.

                         MAY LIMITED PARTNERSHIP 1983-3
                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - GENERAL

The financial statements presented are those of May Limited Partnership 1983-3 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1996 Annual Report on Form 10-K.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

The Partnership generated $324,000 cash flow from operating activities during the six months ended June 30, 1997 and $267,000 was distributed to partners. A distribution payable to partners of record as of June 30, 1997 was declared in July 1997. The distribution amount is $112,000, payable $64,000 to May Drilling Partnership 1983-3 partners and $48,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Second Quarter 1997 Compared to Second Quarter 1996

Oil Revenues

Oil revenues decreased $14,000 in the second quarter of 1997 as compared to the corresponding period in 1996 as the result of a 40% decrease in production combined with a decrease in the average oil price. The decrease in production was due to the temporary shut-in of two wells during May and June of 1997 while workover procedures were performed. The average oil price decreased from $20.84 per barrel in 1996 to $18.91 per barrel in 1997.

Gas Revenues

Gas revenues decreased $103,000 during the second quarter of 1997 as compared to the corresponding period in 1996 as the result of a decrease in production combined with a decrease in price. Gas production decreased 38% due to the temporary shut-in of two wells during May and June of 1997 while workover procedures were performed. The average gas price decreased from $2.65 per mcf in 1996 to $2.26 per mcf in 1997.

Lease Operating

Lease operating expense decreased $12,000 during the second quarter of 1997 as compared to the corresponding period in 1996 due to a decrease in production taxes resulting from the decrease in oil and gas production as discussed above.

General and Administrative

General and administrative expense decreased $9,000 during the second quarter of 1997 as compared with the second quarter of 1996 due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense decreased $11,000 during the second quarter of 1997 as compared to the corresponding period in 1996 as a result of a lower depletion rate during 1997 resulting from the decrease in oil and gas production as discussed above.

Litigation Settlement

Litigation settlement expense during the second quarter of 1996 represents the expense incurred to settle property related litigation.

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

The comparisons for the six months ended June 30, 1997 and the six months ended June 30, 1996 are consistent with those discussed in the second quarter 1997 compared to the second quarter of 1996 except for the following:

Oil Revenue

Oil revenue decreased $17,000 during the first six months of 1997 as compared to the corresponding period in 1996 primarily due to a decrease in production, partially offset by an increase in the average oil price. The average oil price increased from $20.04 per barrel in 1996 to $21.01 per barrel in 1997. Oil production decreased 31% due to the temporary shut-in of two wells during May and June of 1997 while workover procedures were performed.

Gas Revenue

Gas revenue decreased $166,000 during the first six months of 1997 as compared to the corresponding period in 1996 primarily as the result of a decrease in production combined with a decrease in price. Gas production decreased 30% due to the temporary shut-in of two wells during May and June of 1997 while workover procedures were performed. The average gas price decreased from $2.97 per mcf in 1996 to $2.79 per mcf in 1997.

Professional Services and Other

Professional services and other expense increased $3,000 during the first six months of 1997 as compared with the first six months of 1996 primarily due to the timing of these expenses.

PART II -     OTHER INFORMATION


ITEM 1  -     LEGAL PROCEEDINGS

              Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1996.


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


                                    MAY DRILLING PARTNERSHIP 1983-3
                                    MAY LIMITED PARTNERSHIP 1983-3

                                    By:      EDP OPERATING, LTD.,
                                              General Partner
                                             By:   HEPGP LTD.,
                                              General Partner

                                             By:   HALLWOOD G.P., INC.,
                                              General Partner



Date:   August 11, 1997                      By:  Robert S. Pfeiffer
        ----------------                         ---------------------------
                                             Robert S. Pfeiffer, Vice President
                                              (Principal Accounting Officer)